Form 10-Q
period 1999-06-30
DIGITAL MUSIC CREATIONS INC
filed 1999-08-26
CIK 1075975

Digital Music Creations, Inc.

(A DEVELOPMENT STAGE COMPANY)

Quarterly report

For the period

March 31 through june 30, 1999

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Digital Music Creations, Inc.

(A Development Stage Company)

BALANCE SHEET

AS AT

March 31, 1999 and June 30, 1999

	June 30, 1999	March 31, 1999
ASSETS
CURRENT ASSETS
Cash	627.00	507.00
Other Current Assets	0.00	0.00
Total Current Assets	627.00	507.00

OTHER ASSETS
Organization Costs net of Amortization	306.00	324.00

Total Assets	933.00	831.00

LIABILITIES & EQUITY
CURRENT LIABILITIES
Accounts Payable	0.00	0.00
Total Current Liabilities	0.00	0.00
OTHER LIABILITIES
Due to Shareholder	360.00	360.00
Total Other Liabilities	360.00	360.00

Total Liabilities	360.00	360.00

EQUITY
Common Stock ($0.001 par value, authorized 20,000,000 shares; 885,100 common shares issued and outstanding as at June 30, 1999)	885.00	885.00
Preferred Stock ($0.001 par value, authorized 5,000,000 shares; none issued and outstanding as at June 30, 1999)	0.00	0.00
Additional Paid in Capital	13,870.00	13,870.00
Donated Capital	1,510.00	0.00
Retained Earnings or (Deficit) accumulated during development stage	(15,692.00)	(14,284.00)
Total Stockholders' Equity	573.00	471.00

Total Liabilities & Owner's Equity	933.00	831.00

Unaudited Financial Statements

See accompanying notes to financial statements

Digital Music Creations, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS
for the Three Months
Ended June 30, 1999 and March 31, 1999

	June 30 1999	March 31 1999
REVENUE
Services	0.00	0.00

COSTS AND EXPENSES
Selling, General and Administrative	1,390.00	6,386.00
Amortization of Organization Costs	18.00	18.00
Amortization of Web Site Development Costs	0.00	0.00
Total Costs and Expenses	1,408.00	6,404.00
Net Ordinary Income or (Loss)	(1,408.00)	(6,404.00)

Weighted average number of common shares outstanding	885,100	885,100

Net Loss Per Share	-0.002	-0.007

Unaudited Financial Statements

See accompanying notes to financial statements

Digital Music Creations, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the Three Months
Ended June 30, 1999 and March 31, 1999

	June 30 1999	March 31 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	0.00	0.00
Net Cash provided by Operating Activities	0.00	0.00

Cash paid to suppliers and employees	1,390.00	6,386.00

Cash disbursed for Operating Activities	1,390.00	6,386.00
Net Cash flow provided by Operating Activities	(1,390.00)	(6,386.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	0.00	0.00
Net Cash used by investing activities	0.00	0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	0.00	0.00
Advances from Shareholders	1,510.00	0.00
Net cash provided by financing activities	1,510.00	0.00

Net increase (decrease) in cash	120.00	(6,386.00)
Balance as at end of period	627.00	507.00

Unaudited Financial Statements

See accompanying notes to financial statements

Digital Music Creations, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 29, 1998 under the laws of the State of Nevada, as Digital Music Creations, Inc. The Company has yet to generate any revenues and in accordance with SFAS #7, the Company is considered a development stage company.

On October 2, 1998, the company issued 700,000 Shares of its $0.001 par value common stock for cash of $5,500.00.

On December 7, 1998, the company issued 185,100 Shares of its $0.001 par value common stock for $9,255.00 pursuant to Regulation D, Rule 504.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

    The Company uses the accrual method of accounting.
    The cost of organization, $360.00, is being amortized over a period of 60 months (October 1998 through September 2003).
    Earnings per share are computed using the weighted average number of shares of common stock outstanding.
    The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB.

Unaudited Financial Statements

Digital Music Creations, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 1999

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

The Company issued the Company's founder and CEO, Frank B. Treadway III, an option to purchase 1,000,000 Shares of common stock of the Company at an option price of $0.001 per share. This option terminates on May 1, 2000, and the option has not been exercised.

Unaudited Financial Statements

Item 2. Management's Discussion and Plan of Operation

Digital Music Creations, Inc. ("DMC" or the "Company") is a developmental stage company with a principal business objective to design, develop, and market interactive files software for the control and use of sound on personal computers. The Company's products will be designed to add music, voice, and other audio content to a variety of PC environments. The Company plans to provide an environment for creating, editing, and controlling all three audio formats specified for multimedia computers: MIDI, Wave audio, and CD audio, and the Company plans to sell actual MIDI or Wave audio files that can be downloaded by purchasers via the Internet or sent to purchasers on a CD in the mail.

The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB.

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART II - OTHER INFORMATION

Item 6. Exhibits

See INDEX TO EXHIBITS.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Music Creations, Inc.

(Registrant)

Date: Thursday, August 26, 1999

By:/s/ Frank B. Treadway III

Frank B. Treadway III, President

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
1.	Underwriting Agreement
Not applicable
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
Not applicable
3.	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed September 29, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.

(b)By-Laws of the Company adopted October 2, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.

4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
5.	Opinion on Legality
Not applicable
6.	No Exhibit Required
Not applicable
7.	Opinion on Liquidation Preference
Not applicable
8.	Opinion on Tax Matters
Not applicable
9.	Voting Trust Agreement and Amendments
Not applicable
10.	Material Contracts

Web Site Services and Marketing Agreement with Janeva Corporation. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.

11.	Statement Re Computation of Per Share Earnings
Not applicable - Computation of per share earnings can be clearly determined from the Statement of Operations in the Company's financial statements
12.	No Exhibit Required
Not applicable
13.	Annual or Quarterly Reports - Form 10-Q
Not applicable
14.	Material Foreign Patents
None. Not applicable
15.	Letter on Unaudited Interim Financial Information
Not applicable
16.	Letter on Change in Certifying Accountant
Not applicable
17.	Letter on Director Resignation
Not applicable
18.	Letter on Change in Accounting Principles
Not applicable
19.	Reports Furnished to Security Holders
Not applicable
20.	Other Documents or Statements to Security Holders
None - Not applicable
21.	Subsidiaries of Small Business Issuer
None - Not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders
Not applicable
23.	Consent of Experts and Counsel
Not applicable
24.	Power of Attorney
Not applicable
25.	Statement of Eligibility of Trustee
Not applicable
26.	Invitations for Competitive Bids
Not applicable
27.	Financial Data Schedule
Financial Data Schedule of Digital Music Creations ending June 30, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits

Option agreement between Frank Treadway III and Digital Music Creations. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.

End 10Q