Form 10QSB
period 1999-03-31
DIGITAL MUSIC CREATIONS INC
filed 2000-03-21
CIK 1075975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 1999
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
(702) 341-9826 (Registrant's telephone number, including area code)
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

Digital Music Creations, Inc.
(A DEVELOPMENT STAGE COMPANY)
Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Digital Music Creations, Inc.
(A Development Stage Company)

BALANCE SHEET
AS AT
March 31, 1999

March 31 1999
ASSETS
CURRENT ASSETS
Cash	507
Other Current Assets	-0-
Total Current Assets	507
OTHER ASSETS
Organization Costs net of Amortization	324
Total Assets	831
LIABILITIES & EQUITY
CURRENT LIABILITIES	-0-
OTHER LIABILITIES
Due to Shareholder	360
Total Other Liabilities	360
Total Liabilities	360
EQUITY
Common Stock ($0.001 par value, authorized 20,000,000 shares; 885,100 common shares issued and outstanding as at March 31, 1999)	885
Preferred Stock ($0.001 par value, authorized 5,000,000 shares; none issued and outstanding as at March 31, 1999)	-0-
Additional Paid in Capital	13,870
Donated Capital	-0-
Retained Earnings or (Deficit) accumulated during development stage	(14,284)
Total Stockholders' Equity	471
Total Liabilities & Owner's Equity	831

Unaudited Financial Statements
See accompanying notes to financial statements

Digital Music Creations, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS
for the Three Months Ended March 31, 1999 and the
Period From September 29,1998 (Date of Inception) to March 31, 1999

	March 31 1999	September 29,1998 (Date of Inception) to March 31, 1999
REVENUE
Services	-0-	-0-

COSTS AND EXPENSES
Selling, General and Administrative	6,386	14,248
Amortization of Organization Costs	18	36
Total Costs and Expenses	6,404	14,284
Net Ordinary Income or (Loss)	(6,404)	(14,284)

Weighted average number of common shares outstanding	885,100	885,100

Net Loss Per Share	-0-	-0-

Unaudited Financial Statements
See accompanying notes to financial statements

Digital Music Creations, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the Three Months Ended March 31, 1999 and the
Period From September 29,1998 (Date of Inception) to March 31, 1999

	March 31 1999	September 29,1998 (Date of Inception) to March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(6,404)	(14,284)
Amortization of Organizational Costs	18	36
Net Cash Used by Operating Activities	(6,386)	(14,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	-0-	-0-
Net Cash Used by Investing Activities	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	-0-	14,755
Advances from Shareholders	-0-	-0-
Net Cash Provided by Financing Activities	-0-	14,755

Cash Balance as at beginning of period	6,893	-0-
Net increase (decrease) in cash	(6,386)	507
Balance as at end of period	507	507

Unaudited Financial Statements
See accompanying notes to financial statements

Digital Music Creations, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 1999

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

There have been no other issuances of common or preferred stock.

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

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

The Company neither owns nor leases any real or personal property. A director provides office services without charge.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3	Articles of Incorporation & By-Laws

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

27	Financial Data Schedule
Financial Data Schedule of Digital Music Creations ending March 31, 1999

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Music Creations, Inc.

(Registrant)

Date: February 23, 2000

By:/s/ Frank B. Treadway III

Frank B. Treadway III, President