Form 10QSB/A
period 1999-06-30
DIGITAL MUSIC CREATIONS INC
filed 2000-03-21
CIK 1075975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 1999
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

Digital Music Creations, Inc.
(A DEVELOPMENT STAGE COMPANY)
Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Digital Music Creations, Inc.
(A Development Stage Company)

BALANCE SHEET
AS AT
June 30, 1999

June 30 1999
ASSETS
CURRENT ASSETS
Cash	627
Other Current Assets	-0-
Total Current Assets	627
OTHER ASSETS
Organization Costs net of Amortization	306
Total Assets	933
LIABILITIES & EQUITY
CURRENT LIABILITIES	-0-
OTHER LIABILITIES
Due to Shareholder	360
Total Other Liabilities	360
Total Liabilities	360
EQUITY
Common Stock ($0.001 par value, authorized 20,000,000 shares; 885,100 common shares issued and outstanding as at June 30, 1999)	885
Preferred Stock ($0.001 par value, authorized 5,000,000 shares; none issued and outstanding as at June 30, 1999)	-0-
Additional Paid in Capital	13,870
Donated Capital	1,500
Retained Earnings or (Deficit) accumulated during development stage	(15,682)
Total Stockholders' Equity	573
Total Liabilities & Owner's Equity	933

Unaudited Financial Statements
See accompanying notes to financial statements

Digital Music Creations, Inc.
(A Development Stage Company)

STATEMENT OF OPERATIONS
for the Three Months Ended June 30, 1999 and the
Period From September 29,1998 (Date of Inception) to June 30, 1999

	Three Months Ended June 30, 1999	September 29,1998 (Date of Inception) to June 30, 1999
REVENUE
Services	-0-	-0-

COSTS AND EXPENSES
Selling, General and Administrative	1,380	15,628
Amortization of Organization Costs	18	54
Total Costs and Expenses	1,398	15,682
Net Ordinary Income or (Loss)	(1,398)	(15,682)

Weighted average number of common shares outstanding	885,100	885,100

Net Loss Per Share	-0-	-0-

Unaudited Financial Statements
See accompanying notes to financial statements

Digital Music Creations, Inc.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the Three Months Ended June 30, 1999 and the
Period From September 29,1998 (Date of Inception) to June 30, 1999

	Three Months Ended June 30, 1999	September 29,1998 (Date of Inception) to June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(1,398)	(15,682)
Amortization of Organizational Costs	18	54
Net Cash Used by Operating Activities	(1,380)	(15,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	-0-	-0-
Net Cash Used by Investing Activities	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	-0-	14,755
Advances from Shareholders	1,500	1,500
Net Cash Provided by Financing Activities	1,500	16,255

Cash Balance as at beginning of period	507	-0-
Net increase (decrease) in cash	120	627
Balance as at end of period	627	627

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