Form 10QSB
period 1999-09-30
DIGITAL MUSIC CREATIONS INC
filed 2000-03-21
CIK 1075975

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

Digital Music Creations, Inc.
(A DEVELOPMENT STAGE COMPANY)
Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Digital Music Creations, Inc.
(A Development Stage Company)

BALANCE SHEET
AS AT
September 30, 1999

September 30 1999
ASSETS
CURRENT ASSETS
Cash	414
Other Current Assets	-0-
Total Current Assets	414
OTHER ASSETS
Organization Costs net of Amortization	288
Total Assets	702
LIABILITIES & EQUITY
CURRENT LIABILITIES	-0-
OTHER LIABILITIES
Due to Shareholder	360
Total Other Liabilities	360
Total Liabilities	360
EQUITY
Common Stock ($0.001 par value, authorized 20,000,000 shares; 885,100 common shares issued and outstanding as at September 30, 1999)	885
Preferred Stock ($0.001 par value, authorized 5,000,000 shares; none issued and outstanding as at September 30, 1999)	-0-
Additional Paid in Capital	13,870
Donated Capital	1,500
Retained Earnings or (Deficit) accumulated during development stage	(15,913)
Total Stockholders' Equity	342
Total Liabilities & Owner's Equity	702

Unaudited Financial Statements
See accompanying notes to financial statements

Digital Music Creations, Inc.
(A Development Stage Company)

STATEMENT OF OPERATIONS
for the Three Months Ended September 30, 1999 and the
Period From September 29,1998 (Date of Inception) to September 30, 1999

	Three Months Ended September 30, 1999	September 29,1998 (Date of Inception) to September 30, 1999
REVENUE
Services	-0-	-0-

COSTS AND EXPENSES
Selling, General and Administrative	213	15,841
Amortization of Organization Costs	18	72
Total Costs and Expenses	231	15,913
Net Ordinary Income or (Loss)	(231)	(15,913)

Weighted average number of common shares outstanding	885,100	885,100

Net Loss Per Share	-0-	-0-

Unaudited Financial Statements
See accompanying notes to financial statements

Digital Music Creations, Inc.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the Three Months Ended September 30, 1999 and the
Period From September 29,1998 (Date of Inception) to September 30, 1999

	Three Months Ended September 30, 1999	September 29,1998 (Date of Inception) to September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(231)	(15,913)
Amortization of Organizational Costs	18	72
Net Cash Used by Operating Activities	(213)	(15,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	-0-	-0-
Net Cash Used by Investing Activities	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	-0-	14,755
Advances from Shareholders	-0-	1,500
Net Cash Provided by Financing Activities	-0-	16,255

Cash Balance as at beginning of period	627	-0-
Net increase (decrease) in cash	(213)	414
Balance as at end of period	414	414

Unaudited Financial Statements
See accompanying notes to financial statements

Digital Music Creations, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 1999

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
Financial Data Schedule of Digital Music Creations ending September 30, 1999

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Music Creations, Inc.

(Registrant)

Date: March 1, 2000

By:/s/ Frank B. Treadway III

Frank B. Treadway III, President