Form 10KSB
period 1999-12-31
DIGITAL MUSIC CREATIONS INC
filed 2000-03-31
CIK 1075975

United States

Securities and Exchange Commission

Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 0-28153

Digital Music Creations, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0406157
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2209 Fawn Ridge Street
Las Vegas, NV	89123
(Address of principal exectuive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (718) 363-0588

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 885,100 issued and outstanding as of December 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Currently, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant cannot be calculated. The Company's Common Stock is not listed on the OTC-BB® or any national securities exchange as of March 30, 2000.

The number of shares of Common Stock outstanding as of December 31, 1999 was 885,100.

------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

---------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

PART I

ITEM 1 -- BUSINESS.

Overview

Digital Music Creations, Inc. ("DMC" or the "Company"), a Nevada corporation incorporated on September 29, 1998, is a developmental stage company with a principal business objective to design, develop, and market interactive file software for the control and use of sound on personal computers. The Company's products will be designed tothat adds music, voice, and other audio content to a variety of PC environments. At the time of this filing, the Company has completed the development of its website. The Company, however, does not have any customers, nor its own products at the design, development, or marketing stage. The company is filing this Form 10-SB voluntarily with the intention of establishing the fully reporting status with the SEC. The fully reporting status with the SEC is a necessary step in accomplishing the Company's goal of having its stock listed on the OTCBB in the future. Consequently, the Company will continue voluntarily to file all necessary reports and forms as required by existing legislation and the SEC rules.

The Company plans to enter a growing and highly-competitive market. On the demand side,Since 1986, the market for interactive files software for the control and use of sound on personal computers has expanded from a small segment of computers used by hobbyists to virtually every computer shipped by all systems manufacturers. In addition, the growth of the Internet has accelerated the growth of this market and has created the facility through which sound, voice messages and music can be used to enhance communications sent world-wide. On the supply side, several computer audio development tools are available from various vendors. Additionally, actual audio files are available from a variety of sources including the World Wide Web, which is becoming the primary channel of distribution of such products.

The Company believes that it may have an advantage over its competitors in this market because it will offer a more versatile product: unlike most competitors' products, the company's software will support several widespread computer audio formats as opposed to a single format; market its products aggressively but selectively, using a client-tracking database and focused marketing tools; and employ cost-effective and wide-reaching distribution channels with primary focus on the World Wide Web and Internet delivery.

Industry Background

Early generations of personal computers had either very limited or, in many cases, no audio capability. The multimedia computer boom of the early 1990's brought the audio capabilities of high quality, low cost sound cards to the average home computer. The enhanced audio capabilities of today's personal computer make software applications informative, entertaining, interactive and easier to use, and it is clear that such audio capabilities will continue as a standard component of all PCs in the future. The Company believes that the following trends are important to the continued growth in the use of sound on personal computers and the expansion of its targeted markets:

  Integration of sound chips into PC motherboards as standard components;
  Increases in the quality of wave audio with the migration of sound card and chip resolution from 8 bit to 16 bit;
  Substantial improvement in the quality and richness of MIDI playback on sound cards with the introduction of wavetable synthesis;
  Continued increases in microprocessor speeds and the introduction of the Windows 95 multi-tasking, multi-threaded operating system which expands the range of music and sound processing options available to software developers;
  Integration of high speed (14.4 Kbits/sec and 28.8 Kbits/sec) modems into PCs; - Exponential growth of the Internet and Intranet with rapid improvement in the tools that make all forms of communication on the Internet/Intranet possible; and
  Introduction of voice modems which allow the computer to be used as a telephone.

Further, Original Equipment Manufacturer (OEM) customers are increasingly licensing system software products so that they can release products to market faster, increase product content and reduce or eliminate product development risks and costs. Price competition and time to market pressures are creating this trend by OEMs to outsource system software to third parties. The Company believes that it may benefit from this trend. In addition, the significant growth of home computer usage, coupled with the fact that there are approximately 62 million amateur musicians in the U.S., suggests that music, a non-traditional segment of the computer industry, is poised for expansion.

Principal Products and Services and Principal Markets

The Company plans to provide an environment for creating, editing and controlling all three audio formats specified for multimedia computers: MIDI, Wave audio and CD audio. In addition, the Company plans to sell actual MIDI or Wave audio files that can be downloaded by purchasers via the Internet or sent to purchasers on a CD in the mail. At the time of this filing, the Company does not have any tangible products. The company plans to provide a website in directory format which has listings for (a) providers of software modules and packages that would allow the user to create, edit, and control the three most widespread audio formats specified for multimedia computers: MIDI, Wave audio, and MP3, (b) actual audio files such as music samples, and (c) websites that offer instruction for the creation of digital music. The three standards of computer audio that the Company will offer (MIDI, Wave, and MP3) are different technologies of creating, manipulating, and storing audio signals in digital format. By supplying software in all three formats, Tthe Company's products will promote the convergence of sound with other technologies onto the personal computer. The products would allow users to enhance their computing experience and to communicate more effectively with and through computers. The Company believes sound will play an increasing role in all aspects of computer communications and the Company will continue to develop products that expand and leverage the use of computer telephony and the Internet.

Distribution Methods of the Products or Services

The Company will attempt to become the standard for product offerings related to MIDI, Wave audio, and MIDI files on CD over the World Wide Web or the Internet. The Company believes that its success depends in part upon the strength of its distribution channels and the ability of the Company to maintain close access to its customers. The Company intends to develop a wide range of marketing and distribution channels focused on reaching a broad range of customers in the most cost-effective manner. The Company plans to market its products and services through (i) a focused marketing approach and (ii) various advertising and media channels. The Company intends to continually seek innovative ways to expand the scope of its marketing channels and to enhance its ability to identify and retain customers.

Focused Marketing

To generate customer leads and sales revenues the Company intends to implement an aggressive marketing campaign. The campaign will educate targeted markets on the Company's various technologies and the benefits and reliability obtained through its use. The campaign will increase brand visibility and product awareness. To implement this campaign, the Company will need the following:

Software for Distribution to Customers. The Company intends to provide its software to consumers to establish awareness of the Company's products and to build brand recognition. Management of the Company intends to showcase the ability and usability of its software to generate consumer interest and market penetration. The Company intends to focus the majority of its marketing on web sales to allow customers to download the software easily over the Internet.

Client tracking database system. A database will allow the Company to track clients as they register for software purchases. By obtaining useful demographic information, the Company will be better able to personalize software interaction and the Company's web interface. The Company intends to purchase software which will provide the Company the ability to track the sales effort as well as monitor expansion phases into new industries.

Advertising and Media Channels

The software industry offers several major magazines aimed at the Company's prospective market. The Company intends to advertise in these publications to maximize any future efforts. An additional media channel the Company intends to implement is an Internet web site. The page design will be taken from the Company's marketing brochure, which explains the basic functions of the Company's software.

The Company has entered into a web site consulting agreement with Janeva Corporation. Under this agreement, Janeva will market the Company's web site with the major search engines (e.g. Yahoo, Lycos, etc.) in order to increase traffic across the Company's web site. When finished, potential clients may access the Company's web site by searching under common names on these search engines. By focusing the majority of its product marketing on web sales, the Company will be able to sell its products to consumers who can simply download them directly over the Internet, thereby eliminating distribution concerns for those sales opportunities.

Status of Any Announced New Product or Service

The Company has limited operating history. The Company was organized on September 29, 1998. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan and commencing with initial operational plans. As a start-up and development stage company, the Company has no new products or services to announce.

Customers

At the time of this filing, the company has no customers. The Company will provide interactive files software for the control and use of sound onto users of personal computers. The Company plans to reach these customers via direct mail, telemarketing, the Internet and the referral process. As of December 31, 1999, no sales revenues have been generated by the Company. In addition, the Company does not expect to generate any sales revenues in the foreseeable future. The Company does not anticipate that its revenues will be dependent, however, on any one or even a few major customers once its revenues begin.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company plans to rely primarily on trade secret, trademark and copyright laws, treaties and contractual agreements to protect its proprietary rights. The Company also plans to endeavor to keep the results of its research and development program proprietary, as well as to protect its marketed software products against misappropriation and infringement by third parties, but the Company may not in all instances be able to prevent others from misappropriating or infringing upon the Company's proprietary information and software products, without compensation to the Company. The Company intends to maintain the integrity of its proposed tradename, trademarks, copyrights and other proprietary rights against infringement and unfair competition where circumstances warrant.

Although the Company believes that its products do not infringe on any copyright or other proprietary rights of third parties, there are currently significant legal uncertainties relating to the application of copyright and patent law in the field of software. The Company has no assurance that third parties will not obtain, or do not have, patents covering features of the Company's products, in which event the Company or its customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, the Company may be required to alter certain products or stop marketing them.

Regulation

Although the Company plans on obtaining all federal and state permits, licenses and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state or local agencies.

Effect of Existing or Probable Government Regulations

The Company believes that the regulations governing the software industry will not have a material effect on its current operations. However, various federal and state agencies may propose new legislation which may adversely affect the Company's business, financial condition and results of operations.

Research and Development Activities

The market for software technology has historically been characterized by frequent technological advances, evolving industry standards and escalating customer expectations. As a result, management believes that the Company's future growth and success will be largely dependent on its ability to develop or acquire products to meet the evolving needs of its prospective clients. The Company anticipates that the long-term success of its product offerings will require intense product development. The Company expects to continually evaluate its products to determine what additional products or enhancements are required by the marketplace. The Company plans to develop and enhance its products internally to meet clients' needs, but if the Company can purchase or license proven products at reasonable costs it will do so in order to avoid the time and expense involved in developing such products.

The Company has yet to incur any research and development costs from September 29, 1998 (date of inception) through March 31, 1999. However, the Company expects to incur approximately $5,000 in research and development expenses in its fiscal year ending December 31, 1999. The Company's management has agreed to advance these costs to the Company at no interest until such time as the Company begins to generate revenue or is able to raise additional funds.

Employees

The Company presently has one (1) full-time employee and one (1) part-time employee. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The name, age and position of the Company's directors and executive officers are as follows:
Name	Age	Position
Frank B. Treadway III	39	President, Chief Executive Officer, Treasurer And Director
Bert K. Blevins	27	Secretary

Frank B. Treadway III, President, Treasurer, CEO and Sole Director - Mr. Treadway is the former CEO of an $8-million per year sports company, WWTS Worldwide Sports (1994-1997). He has been a purchasing agent for the 40th largest construction company in the United States, a position he occupied for 10 years. Since 1997, Mr. Treadway has been an Internet business entrepreneur and stock market investor.

Bert K. Blevins III, Secretary - Mr. Blevins brings marketing expertise and leadership to Digital Music. The internal and external marketing components of Digital Music's marketing program were created and developed by Mr. Blevins. He is also currently the President of Janeva Corporation and has been working exclusively in developing marketing applications for the online community for the past twenty-four (24) months. Prior to founding Janeva Corporation, Mr. Blevins was the marketing coordinator for Harte-Hanks Direct Marketing in Cincinnati, Ohio. He started as an account executive handling the day to day coordination and management of national accounts such as: Matchmaker International, Waccamaw Pottery, Wolohan Lumber, Scotty's Lumber and Cellular One. Mr. Blevins created electronic marketing applications and multimedia presentations internally for sales, training, corporate meetings, as well as externally for companies such as the GAP and its subsidiary, Banana Republic. Mr. Blevins created corporate, multimedia presentations for the CEO, CIO and COO for the $600-million Harte- Hanks. Also at Harte-Hanks, Mr. Blevins developed the internal marketing database for the more than 200 employee-sales organization. This was the first full-scale, database marketing training program and all of the collateral for the implementation. Mr. Blevins has executed over 20 business-to- business direct mail campaigns with Harte-Hanks.

Mr. Blevins received his management training from Organizational Dynamics International, a leading management training corporation based in Burlington, MA, as a Quality Action Team Facilitator and with Quality Management Skills. In addition, he received consultative sales training from the Consulting Group in Westport, Connecticut. Before working with Harte-Hanks, Mr. Blevins attended Western Kentucky University (WKU) as an Honor Student and studied advertising in the country's leading School of Journalism. His minors were marketing and mass communication with an emphasis in law. While attending WKU, Mr. Blevins was President and Vice President of Delta Tau Delta Fraternity; Vice President of Student Government; Treasurer for the exclusive SpiritMasters (School Ambassadors and Recruiters); and Public Relations for WKU's Inter- fraternity Council.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 2209 Fawn Ridge Street, Las Vegas, Nevada 89134. The office space is provided by an officer and director of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock has been registered in a Form 10-SB filing with the SEC. The Form 10-SB is pending approval for the Company's common stock to be registered under the Securities Act of 1933. The Company's common stock is not traded on the Over-the-Counter Bulletin Board (OTC-BB® ) or any other national securities exchange as of March 30, 2000. The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner (1)	Number of Shares	% of Class
Frank B. Treadway III	700,000	79.09%
Bert K. Blevins	1,000	0.11%
All Executive Officers and Directors as a Group	701,000	79.20%

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o 2209 Fawn Ridge Street, Las Vegas, NV 89134.

Item 6. Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

- the Company's status as a start-up company with less than two years of operating history;

- the Company's expectation of significant losses during the first two years of operations;

- the competitive disadvantage resulting from the Company's status as a highly-regulated, start-up company;

- the Company's dependence on key management personnel;

- the Company's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

The Company was organized on September 29, 1998, and is considered a developmental stage company with a principal business objective to design, develop, and market interactive file software for the control and use of sound on personal computers. The Company's products will be designed so that it adds music, voice, and other audio content to a variety of PC environments. At the time of this filing, the Company has completed the development of its website. The Company, however, does not have any customers, nor its own products at the design, development, or marketing stage. The Company has filed a Form 10-SB voluntarily with the intention of establishing the fully reporting status with the SEC. The fully reporting status with the SEC is a necessary step in accomplishing the Company's goal of having its stock listed on the OTCBB in the future. Consequently, the Company will voluntarily continue to file all necessary reports and forms as required by existing legislation and the SEC rules.

Management's Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to generate revenues from its products and services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently provide interactive file software to the end-user PC consumer market. Realization of sales of the Company's products and services during the fiscal year ending December 31, 2000, is vital to its plan of operations. There are no guarantees that the Company will be able to Compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition.

The company intends to establish the fully reporting status with the SEC. The fully reporting status with the SEC is a necessary step in accomplishing the Company's goal of having its stock listed on the OTCBB in the future. Consequently, the Company will continue voluntarily to file all necessary reports and forms as required by existing legislation and the SEC rules.

This is a developmental stage company. The Company's initial revenues will be primarily dependent upon the Company's ability to effectively and efficiently provide software technology to end-users. The Company designates as its priorities for the next twelve (12) months of operations as developing and emphasizing its software products to establish its business in the software and technology market. The Company's primary interest is the design and development of interactive files software solutions to enable users to control and use audio content on a variety of PC environments.

The Company's product development does not involve any intense expenditures such as significant costs for labor or facilities. The Company will take existing recorded audio content and convert it into MIDI, Wave, or MP3 format using computer equipment.

It is important for the Company's success that it enhances its visibility in the highly crowded and competitive Internet marketplace. With this goal in mind, the Company is using the service SUBMIT IT to list its website in major search engines.

Realization of sales of the Company's products, services and/or technology during the fiscal year ending December 31, 1999, is vital to its plan of operations.

Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

Results of Operations

Period from January 1, 1999 to December 31, 1999.

Revenues. Digital is a developmental stage enterprise as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to completing its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. The Company incurred significant expenses for the operating period January 1, 1999 to December 31, 1999, totaling $7,398. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses.

Net Loss. Due to the significant operating expenses, Digital Music experienced a net loss of $7,398. The Company anticipated incurring a loss during this initial commencement of operations until such time that it will realize revenues from providing interactive file software to consumers.

Liquidity and Capital Resources

The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from marketing interactive file software during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Digital Music may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Year 2000 Issue

The "Year 2000" issue arises because many computerized systems use tow digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved. If the Company is required to implement a contingency plan to remedy the predicament posed by the Year 2000 issue, such a plan or plans could have a material adverse effect on Finders Keepers business.

Item 7. Financial Statements.
G. BRAD BECKSTEAD

Certified Public Accountant

330 E. Warm Springs

Las Vegas, NV 89119

702.528.1984

INDEPENDENT AUDITOR'S REPORT

March 29, 2000

Board of Directors

Digital Music Creations, Inc.

2209 Fawn Ridge Street

Las Vegas, NV 89134

I have audited the Balance Sheet of Digital Music Creations, Inc. (the "Company") (A Development Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period September 29, 1998 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Music Creations, Inc., (A Development Stage Company), as of September 29, 1998 (Date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/G. Brad Beckstead, CPA

Digital Music Creations, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 1998

and

December 31, 1999

and

Statements of Income,

Stockholders' Equity, and

Cash Flows

for the period

September 29, 1998 (Date of Inception)

through

December 31, 1998

and for the period ended

December 31, 1999

Digital Music Creations, Inc.

(A Development Stage Company)

Balance Sheet

December 31, 1999 and December 31, 1998

	December 31	December 31
	1999	1998
Assets
Cash	$ 387	$ 6,285
Total Assets	$ 387	$ 6,285
Liabilities and Stockholders' Equity
Loan from shareholder	$ 360	$ 360
Total Liabilities	360	360
Common stock, $0.001 par value, 20,000,000 shares authorized; 885,100 shares issued and outstanding at 12/31/99	885	885
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding at 12/31/99	-0-	-0-
Additional paid in capital	15,370	13,870
Deficit accumulated during development stage	(16,228)	(8,830)
Total Stockholders' Equity	27	5,925
Total Liabilities and Stockholders' Equity	$ 387	$ 6,285

Digital Music Creations, Inc.

(A Development Stage Company)

Income Statement

For the period

September 29, 1998 (Date of Inception) to December 31, 1998 and Period Ended December 31, 1999

	January 1 1999 to December 31 1999	September 29 1998 (inception date) to December 31 1999	September 29 1998 (inception date) toDecember 31 1998

Revenue	$ -0-	$ -0-	$ -0-

General and administrative expenses	7,398	16,228	8,830

Depreciation and amortization	-0-	-0-	-0-

Net income or (loss)	$ (7,398)	$ (16,228)	$ (8,830)
Weighted average number of
common shares outstanding	885,100	885,100	885,100
Net income or (loss) per share	$ -0-	$ -0-	$ -0-

Digital Music Creations, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity

For the period

September 29, 1998 (Date of Inception) to December 31, 1998 and Period Ended December 31, 1999

	Common Shares	Stock Amount	AdditionalPaid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity

October 2, 1998Issued for cash and organizational costs	700,000	700	4,800		5,500

December 7, 1998Received stock subscriptions	185,100	185	9,070		9,255

Net Loss, September 29, 1998 (inception) toDecember 31, 1998	________	________	________	(8,830)	(8,830)

Balance as of December 31, 1998	885,100	885	13,870	(8,830)	5,925

April 26, 1999 Donated Capital			1,500		1,500

Net Loss, January 1, 1999 (inception) toDecember 31, 1999	________	________	________	(7,398)	(7,398)

Balance as of December 31, 1999	885,100	885	15,370	(16,228)	27

Digital Music Creations, Inc.

(A Development Stage Company)

Statement of Cash Flows

For the period

September 29, 1998 (Date of Inception) to December 31, 1998 and Period Ended December 31, 1999

	January 1 1999 to December 31 1998	September 29 1998 (inception date) to December 31 1999	September 29 1998(inception date) to December 31 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,398)	$ (8,830)	$ (16,228)
Increase in loan from shareholder	-0-	360	360
Net cash used by operating activities	(7,398)	(8,470)	(15,868)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$ -0-	$ 685	$ 685
Issuance of common stock for org. costs	-0-	200	200
Additional paid in capital	1,500	13,870	15,370
Net cash provided by financing activities	1,500	14,755	16,255
Beginning cash	6,285		-0-
Ending cash	387	6,285	38
NON-CASH TRANSACTIONS
Interest expense	-0-	-0-	-0-
Income taxes	-0-	-0-	-0-

Digital Music Creations, Inc.

(A Development Stage Company)

Footnotes

December 31, 1999

Note 1 - History and organization of the company

The Company was organized September 29, 1998 (Date of Inception) under the laws of the State of Nevada, as Digital Music Creations, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting Method

The Company reports income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

Reporting in the Costs of Start-Up Activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilutive common stock equivalents such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Digital Music Creations, Inc.

(A Development Stage Company)

Footnotes

December 31, 1999

Note 2 - Accounting policies and procedures (continued)

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

Income Taxes

The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

Year End

The Company has adopted December 31 as its fiscal year end.

Note 3 - Income Taxes

Income Taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended December 31, 1999 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On October 2, 1998, the Company issued 700,000 shares of its $0.001 par value common stock for $5,500. Of the total, $700 is considered common stock and $4,800 is additional paid in capital. The consideration paid for the common stock represents $500, which was deposited into the Company's corporate bank account in October 1998, and organizational costs paid by the founder on behalf of the Company in the amount of $5,000.

On December 7, 1998, the Company issued 185,100 shares of its $0.001 par value common stock to shareholders in exchange for cash of $9,255. Of the total, $185 is considered common stock and $9,070 is additional paid in capital.

There have been no other issuances of common stock and/or preferred stock.

Digital Music Creations, Inc.

(A Development Stage Company)

Footnotes

December 31, 1999

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. However, the Company has not commenced its planned principal operations. Additionally the Company does not have significant cash or other material assets nor does it an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

Note 6 - Related party transactions

The Company does not lease or rent any property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

The Company issued the Company's founder and CEO, Frank B. Treadway III, an option to purchase 1,000,000 shares of common stock at an option price of $0.001 per share. This option terminates on May 1, 2000. As of December 31, 1999, this option has not been exercised. The warrants are considered non-dilutive, as they are exercisable at the current market value.

Note 8 - Year 2000 issue

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incoproated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The Company does not currently have employment agreements with its executive officers. All executive officers of the Company have not drawn a formal salary from the Company. Over the next twelve (12) months, however, each executive officer is expected to draw the following annual compensation. The Company does not currently have an employee stock option plan. However, Frank B. Treadway currently holds an option to purchase 1,000,000 shares of Common Stock of the Company at an option price of $0.001 per share. This option terminates on May 1, 2000, and has not yet been exercised.

(1)NAME OF INDIVIDUAL OR IDENTITY OF GROUP	POSITION WITH COMPANY	ANNUAL COMPENSATION[1]
Frank B. Treadway III	President, CEO, Treasurer and Director	$20,000
Bert K. Blevins	Secretary	$20,000

Footnotes to Executive Compensation:

  No executive officer of the Company has drawn a salary from the Company.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 2, 1998, one (1) founding shareholder purchased 700,000 shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 2, 1998, the Company issued the Company's founder and CEO, Frank B. Treadway III, an option to purchase 1,000,000 shares of Common Stock of the Company at an option price of $0.001 per share. This option terminates on May 1, 2000, and has not yet been exercised.

Additionally, in December of 1998, the Company completed an offering of one hundred eighty five thousand one hundred (185,100) shares of the Common Stock of the Company to approximately forty-seven (47) affiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act.

The Company has entered into a web site consulting agreement with Janeva Corporation. Under this agreement, Janeva hosts and markets the Company's website for a total cost of $45 per month. Marketing the Company's website involves the management of submitting the Company's reference information to major search engines through the SUBMIT IT and other free search engine listing services. The agreement with Janeva Corporation also covered an initial development cost of $1750. will market the Company's web site with the major search engines (e.g. Yahoo, Lycos, etc.) in order to increase traffic across the Company's web site.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL MUSIC CREATIONS, INC.

By:

Date: March 30, 2000

/s/Frank B. Treadway

President, Chief Executive Officer,

Treasurer and Director

By:

Date: March 30, 2000

/s/Bert K. Blevins

Secretary

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
3	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed September 29, 1998
(b) By-Laws of the Company adopted October 2, 1998
10	(1) Material Contracts
11	Statement Re-Computation of Per Share Earnings
Computation of per share earnings can be clearly determined from the table set forth in Note 2 of the Company's financial statements
23	Consent of Experts and Counsel
Consents of independent public accountants
27	Financial Data Schedule

Financial Data Schedule of Digital Music Creations, Inc. ending December 31, 1999

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934,

the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Music Creations, Inc.

--------------------------------------------------------------------------------

(Registrant)

Date: March 30, 2000

By:

/s/Frank B. Treadway III,

President, Chief Executive Officer Treasurer and Director