Form 10QSB
period 2000-03-31
DIGITAL MUSIC CREATIONS INC
filed 2000-05-16
CIK 1075975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
Digital Music Creations, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0406157 (I.R.S. Employer Identification No.)
2209 Fawn Ridge Street, Las Vegas, Nevada (Address of principal executive offices)	89134 (Zip Code)
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

DIGITAL MUSIC CREATIONS, INC.

(A Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report	4
Balance Sheet March 31, 2000 and December 31, 1999	5
Income Statement for the Quarter Ended March 31, 2000; the Quarter Ended March 31, 1999 and the period March 30, 1999 (Date of Inception) to March 31, 2000.	6
Statement of Cash Flows for the Quarter Ended March 31, 2000; the Quarter Ended March 31, 1999 and the period from September 29, 1998 (Date of Inception) to March 31, 2000.	7
Notes to Financial Statements	8
Item 2. Management's Discussion and Plan of Operation	10
PART II - OTHER INFORMATION
Item 6. Exhibits	11
SIGNATURES	12

G. BRAD BECKSTEAD

Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Digital Music Creations, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Digital Music Creations, Inc. as of March 31, 2000 and December 31, 1999 and the related statements of income, shareholder's equity, and cash flows for the three-month ended March 31, 2000 and March 30, 1999 (Date of Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/G. Brad Beckstead, CPA

May 12, 2000
Las Vegas, Nevada
License #2701

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Digital Music Creations, Inc.
(A Development Stage Company)

Balance Sheet
March 31, 2000 and December 31, 1999

	UNAUDITED For the Quarter Ended March 31, 2000	AUDITED For the Year Ended December 31, 1999

Cash	$ 360	$ 387

Total Assets	$ 360	$ 387

Liabilities and Stockholders' Equity

Loan from Shareholder	360	360

Total Liabilities	$ 360	$ 360

Common stock, $0.001 par value, 25,000,000 shares authorized; 9,840,001 shares issued and outstanding at 3/31/00 and 12/31/99, respectively	885	885

Preferred stock, $0.001 par value, 5,000,000 shares authorized; 885,100 shares issued and outstanding at 3/31/00 and 12/31/99, respectively	-0-	-0-

Additional paid-in capital	15,370	15,370

Deficit accumulated during development stage	(16,255)	(16,228)

Total Stockholders' Equity (Deficit)	-0-	27

Total Liabilities and Stockholders' Equity	$ 360	$ 387

See accompanying "Accountant's Review Report" and footnotes

Digital Music Creations, Inc.
(A Development Stage Company)

Income Statement
for the Quarter Ended March 31, 2000,
the Quarter Ended March 31, 1999
and the period September 29, 1998 (Date of Inception) to March 31, 2000
UNAUDITED

	Quarter Ended March 31, 2000	Quarter Ended March 31, 1999	Period September 29, 1998 (Inception) to March 31, 2000

Revenue	$ -0-	$ -0-	$ -0-

General and administrative expenses	27	5,786	16,255

Net income or (loss)	$ (27)	$ (5,786)	$ (16,255)

Weighted average number of common shares outstanding	885,100	885,100	885,100

Net income per share	$ -0-	$ -0-	$ -0-

See accompanying "Accountant's Review Report" and footnotes

Digital Music Creations, Inc.
(A Development Stage Company)

Statement of Cash Flows
for the Quarter Ended March 31, 2000,
the Quarter Ended March 31, 2000
and the period September 29, 1998 (Date of Inception) to March 31, 2000
UNAUDITED

	Quarter Ended March 31, 2000	Quarter Ended March 31, 1999	For the period September 29, 1998 (Inception) to March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (27)	$ (5,786)	$ (16,255)
Increase in loan from shareholder	-0-	-0-	360

Net cash used by operating activities	$ (27)	$ (5,786)	$ (15,895)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	$ -0-	$ -0-	$ -0-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-0-	-0-	885

Additional paid in capital	-0-	-0-	15,370

Net cash provided by financing activities	$ -0-	$ -0-	$ 16,255

Beginning cash	$ 387	$ 6,285	$ -0-

Ending cash	$ 360	$ 499	$ 360

NON-CASH TRANSACTIONS
Interest expense	-0-	-0-	-0-
Income taxes	-0-	-0-	-0-

See accompanying "Accountant's Review Report" and footnotes

Digital Music Creations, Inc.
(A Development Stage Company)

Footnotes
March 31, 2000

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

Reporting in the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for its fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had an option outstanding issued to the Company's CEO, Frank B. Treadway III to purchase 1,000,000 shares of common stock at a price of $0.001 per share. This option expires on May 1, 2000 and to date has not been exercised.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.

Year end

The Company has adopted December 31 as its fiscal year end.

Digital Music Creations, Inc.
(A Development Stage Company)

Footnotes
March 31, 2000

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On October 2, 1998, the Company issued 700,000 shares of its $0.001 par value common stock for $5,500. Of the total, $700 is considered common stock and $4,800 is additional paid-in capital. The consideration paid for the common stock represents $500, which was deposited into the Company's corporate bank account in October 1998, and organizational costs paid by the founder on behalf of the Company in the amount of $5,000.

On December 7, 1998, the Company issued 185,100 shares of its $0.001 par value common stock to shareholders in exchange for cash of $9,255. Of the total, $185 is considered common stock and $9,070 is additional paid-in capital.

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

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director / shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

The Company issued the Company's founder and CEO, Frank B. Treadway III, an option to purchase 1,000,000 shares of common stock at an option price of $0.001 per share. This option terminates on May 1, 2000. As of December 31, 1999, this option has not been exercised. The warrants are considered non-dulative, as they are exercisable at or above the current market value.

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

Item 2. Management's Discussion and Plan of Operation

General

Digital Music Creations, Inc. ("DMC" or the "Company"), a Nevada corporation incorporated on September 29, 1998, is a developmental stage company with a principal business objective to design, develop and market interactive files software for the control and use of sound on personal computers. The Company's products will be designed to add music, voice and other audio content to a variety of PC environments. Since 1986, the market for the Company's products has expanded from a small segment of the PCs used by computer hobbyists to virtually every computer shipped by all systems manufacturers. In addition, the growth of the Internet has accelerated the growth of this market and has created the facility through which sound, voice messages and music can be used to enhance communications sent world-wide.

Results of Operations

The Company has not generated any revenues since inception. The Company has limited operating history. The Company was organized on September 29, 1998. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan and commencing with initial operational plans.

As of March 31, 2000, the Company has developed a business plan, recruited and retained a management team and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. As a start-up and development stage company, the Company has no new products or services to announce.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock and from contributions from its President, Frank B. Treadway III. On October 2, 1998, the Company issued 700,000 shares of its $0.001 par value common shares for cash of $5,500.00. On December 7, 1998, the Company issued 185,100 shares of its common stock for $9,255.00 pursuant to Regulation D, Rule 504.

The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Subsequent Events

The Company issued an option to purchase 1,000,000 common shares of the Company's common stock at an exercise price of $0.001 per share to the Company's President and CEO, Frank B. Treadway III. This option went unexercised and expired on May 1, 2000.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3	(1) Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed September 29, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)By-Laws of the Company adopted October 2, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

23	Consent of Experts and Counsel
Consents of independent public accountants
27	Financial Data Schedule
Financial Data Schedule of Digital Music Creations, Inc. ending March 31, 2000

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

Date: May 12, 2000

By:/s/ Frank B. Treadway III

Frank B. Treadway III, President